Form 10QSB
period 1996-03-31
SIXTY SIX ASSOCIATES LIMITED PARTNERSHIP
filed 1996-05-15
CIK 823669

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-17678



                SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



        Delaware                                     04-2973618
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
ITEM I

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (NOTE 1)


                                                                                   Three Months Ended,
                                                                                        March 31,

                                                                           1996                          1995


REVENUES:
    Rooms...........................................................   $       -                     $      -
    Food and beverage...............................................           -                            -
    Marina..........................................................           -                            -
    Telephone and parking...........................................           -                            -
    Gift Shop.......................................................           -                            -
    Other...........................................................           -                            -
    Interest income.................................................           -                            -
                                                                       ---------------               --------
         Total revenues.............................................           -                            -
                                                                       ---------------               --------

OPERATING EXPENSES:
    Rooms...........................................................           -                            -
    Food and beverage...............................................           -                            -
    Marina..........................................................           -                            -
    Telephone and parking...........................................           -                            -
    Gift shop.......................................................           -                            -
    General & administrative........................................           -                            -
    Sales and marketing.............................................           -                            -
    Real estate taxes...............................................           -                            -
    Utilities.......................................................           -                            -
    Repairs & maintenance...........................................           -                            -
    Management fees.................................................           -                            -
    Other...........................................................           -                            -
    Depreciation & amortization.....................................           -                            -
                                                                       ---------------               --------

         Total operating expenses...................................           -                            -
                                                                       ---------------               --------

Operating income (loss) before interest
    expense and minority interest...................................           -                            -

 Interest expense...................................................           -                            -
                                                                       ---------------               --------

    Income (loss) before minority interest..........................           -                            -
                                                                       ---------------               --------

Minority interest share of Operating
    Partnership's (income) loss.....................................           -                            -
                                                                       ---------------               --------

         Net income (loss)..........................................   $       -                     $      -
                                                                       ===============               ========

Net income (loss) allocated to General
    Partners........................................................   $       -                     $      -
                                                                       ===============               ========

Net income (loss) allocated to Investor
    Limited Partners................................................   $       -                     $      -
                                                                       ===============               ========

Net income (loss) per Unit of Investor
    Limited Partnership Interest....................................   $       -                     $      -
                                                                       ===============               ========









     The accompanying notes are an integral part of these consolidated financial statements.

            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(NOTE 1)

- - - -----------------------------------------------------------------------------------------------------------------------------


                                                                             March 31,                  December 31,
                                                                              1996                        1995
                                                                            (Unaudited)                 (Audited)
- - - -----------------------------------------------------------------------------------------------------------------------------



Total Assets                                                                $     -                     $     -
                                                                            ============                =======


Total Liabilities                                                           $     -                     $     -
                                                                            ------------                -------


Partners' Capital:

 Investor Limited Partners, 835 units authorized,  759.5 units outstanding as of
    March 31, 1996 and as of
    December 31, 1995                                                             -                           -
 General Partners                                                                 -                           -
                                                                            --------------              -------
     Total partners capital                                                       -                           -
                                                                            --------------              -------


Total liabilities and partners
          capital                                                           $     -                     $     -
                                                                            =============               =======


The accompanying notes are an integral part of these consolidated financial statements. 3

            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED) (NOTE 1)

- - - -------------------------------------------------------------------------------------------------------------------------------


                                                                                Three Months Ended
                                                                                     March 31,
                                                                               1996                        1995
- - - -------------------------------------------------------------------------------------------------------------------------------


Cash flow from operating activities:

 Net Loss:.............................................................     $      -                    $     -
 Minority Interest in Operating Partnerships...........................            -                          -
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization....................................            -                          -
      Changes in assets and liabilities:
         Increase in accrued interest payable,
       accounts payable and other......................................            -                          -
         Increase in accounts receivable, prepaid
          expenses and other...........................................            -                          -
                                                                            -------------               -------

Net cash provided by operating
         activities....................................................            -                          -
                                                                            -------------               -------

Cash flows from investing activities:

      Improvements to land and buildings...............................            -                          -
                                                                            -------------               -------

Net cash used in investing activities:.................................            -                          -
                                                                            -------------               -------

Cash flows from financing activities:

      Increase in fees payable to related parties......................            -                          -
                                                                            -------------               -------

Net cash provided by financing
      activities.......................................................            -                          -
                                                                            -------------               -------

Net increase in cash and cash equivalents..............................            -                          -

Cash, beginning of period..............................................            -                          -
                                                                            -------------               -------

Cash, end of period....................................................     $      -                    $     -
                                                                            =============               =======


The accompanying notes are an integral part of these consolidated financial statements.

            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED) (NOTE 1)

- - - ------------------------------------------------------------------------------------------------------
                                   Investor
FOR THE THREE MONTHS ENDED                         Limited
MARCH 31, 1996 AND 1995            Units           Partners         General          Total
- - - ------------------------------------------------------------------------------------------------------


Balance,
 March 31, 1996                                      759.5         $    -           $    -         $    -
                                                     =====         ==========       ==========     ======



Balance,
 March 31, 1995                                      767           $    -           $    -         $    -
                                                     =====         ===========      ==========     ======


                    SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP



ITEM 1. -         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1996



ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.


TAXABLE LOSS

The Partnership's taxable loss for 1996 is expected to be zero which is the same for financial reporting purposes.



ITEM 2. -         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION

The Partnership currently has no cash or cash equivalents. The Partnership's sole source of revenue is distributions from Sixty-Six Inc. ("66 Inc."), a Delaware corporation, in which the Partnership has a 100% equity interest. 66 Inc. has not made a distribution to the Partnership during the past two fiscal years or during the first quarter of fiscal 1996; nor are any distributions expected to be made in the near future, or possibly ever. Accordingly, limited partners will not receive a return on their investment in the Partnership.

The Partnership's only asset is its 100% interest in 66 Inc. 66Inc. holds a 13.35% Class B Limited Partnership interest in 2301 SE 17th St., Ltd. ("2301 Ltd."), a Florida limited partnership, which in turn owns the Pier 66 Hotel Resort and Marina located in Fort Lauderdale, Florida (the "Property"). Pursuant to an order confirming the Joint Plan of Reorganization, as Modified (the "Modified Plan"), issued on June 16, 1993, with respect to the bankruptcy filing by the prior owners of the Property, the only circumstances under which the Partnership will receive a distribution from 2301 Ltd. would be upon a sale or refinancing of the Property. If the Property were sold or refinanced, the Partnership, through its ownership of 66 Inc., would have a subordinated interest in 13.35% of the net sale or refinancing proceeds available to 2301 Ltd. after (i) the discharge of all debts of the resort (including the mortgage indebtedness encumbering the Property), and (ii) a distribution to all other partners of 2301 Ltd. equal to the sum of (a) their invested capital, plus (b) a return on such investment equal to a 20% compounded, pre-tax, annual return from the date of investment (less any previous distribution payments received). There are, to the knowledge of the Partnership, no current plans to sell or refinance the Property.

Based on what the Partnership believes to be the present value of the Property after satisfaction of the current debt on the Property, 66 Inc. would not be entitled to receive any distributions from 2301 Ltd. Accordingly, the value of the Class B Interest in 2301 Ltd. is estimated to be $0.

Although the general partner of the Partnership (the "General Partner") has no obligation to do so, it has, since January 1, 1994 paid all operating expenses of the Partnership. If the General Partner were to stop funding the Partnership's operating expenses, the Partnership would not have any assets with which to pay its operational expenses.

                                                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP

                    By: THREE WINTHROP PROPERTIES, INC.,
                        Its General Partner:

                        By: /s/ Michael L. Ashner
                                Michael L. Ashner
                                Chief Executive Officer

                        By: /s/ Edward V. Williams
                                Edward V. Williams
                                Chief Financial Officer


DATED: May 14, 1996