Form 10QSB
period 1996-06-30
SIXTY SIX ASSOCIATES LIMITED PARTNERSHIP
filed 1996-08-14
CIK 823669

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-17678



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

PART I - FINANCIAL INFORMATION
ITEM I

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (NOTE 1)
- ------------------------------------------------------------------------------------------------------------------------------------

                                                            Six Months Ended,                Three Months Ended
                                                              June 30,                          June 30,
                                                        1996         1995                 1996          1995
- ------------------------------------------------------------------------------------------------------------------------------------


REVENUES:
     Rooms                                            $    -       $     -               $   -         $ -
     Food and beverage                                     -             -                   -           -
     Marina                                                -             -                   -           -
     Telephone and parking                                 -             -                   -           -
     Gift Shop                                             -             -                   -           -
     Other                                                 -             -                   -           -
     Interest income                                       -             -                   -           -
                                                     -------------------------------------------------------------------------------
              Total revenues                               -             -                   -           -
                                                     ---------------------------------------------------------------
OPERATING EXPENSES:
     Rooms                                                 -             -                   -            -
     Food and beverage                                     -             -                   -            -
     Marina                                                -             -                   -            -
     Telephone and parking                                 -             -                   -            -
     Gift shop                                             -             -                   -            -
     General & administrative                              -             -                   -            -
     Sales and marketing                                   -             -                   -            -
     Real estate taxes                                     -             -                   -            -
     Utilities                                             -             -                   -            -
     Management fees                                       -             -                   -            -
     Other                                                 -             -                   -            -
     Depreciation & amortization                           -             -                   -            -
                                                     -------------------------------------------------------------------------------
              Total operating expenses                     -             -                   -            -
                                                      ------------------------------------------------------------------------------
Operating income (loss) before interest
     expense and minority interest                         -             -                   -            -
 Interest expense                                          -             -                   -            -
                                                     -------------------------------------------------------------------------------
     Income (loss) before minority interest                -             -                   -            -
                                                     -------------------------------------------------------------------------------
Minority interest share of Operating
     Partnership's (income) loss                           -             -                 -              -
                                                     ----------------------------------------------------------
              Net income (loss)                      $     -     $       -             $   -           $  -
                                                     ===============================================================
Net income (loss) allocated to General
     Partners                                        $    -      $       -             $   -           $  -
                                                     ===============================================================
Net income (loss) allocated to Investor
     Limited Partners                                $    -       $      -             $   -           $  -
                                                     ===============================================================
Net income (loss) per Unit of Investor
     Limited Partnership Interest                    $    -       $      -             $ -             $  -
                                                    ==================================================================

The accompanying notes are an integral part of these consolidated financial statements.



            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)


                                                                       June 30,                         December 31,
                                                                         1996                             1995
                                                                       (Unaudited)                      (Audited)





Total Assets                                                           $     -                            $   -
                                                                       ========================================

Total Liabilities                                                      $     -                            $   -
                                                                       ----------------------------------------


Partners' Capital:

 Investor Limited Partners, 835 units authorized,  759.5 units outstanding as of
    June 30, 1996 and as of
    December 31, 1995                                                        -                                -
 General Partners                                                            -                                -
                                                                       ----------------------------------------
     Total partners capital                                                  -                                -
                                                                       ----------------------------------------


Total liabilities and partners
          capital                                                      $    -                             $   -
                                                                       ========================================

The accompanying notes are an integral part of these consolidated financial statements.


            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (UNAUDITED) (NOTE 1)



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               1996                        1995




Cash flow from operating activities:

 Net Loss:                                                             $   -                             $    -
 Minority Interest in Operating Partnerships                               -                                  -
  Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation and amortization                                        -                                  -
      Changes in assets and liabilities:
      Increase in accrued interest payable,
          accounts payable and other                                       -                                  -
         Increase in accounts receivable, prepaid
          expenses and other                                               -                                  -
                                                                       ------------------------------------------

Net cash provided by operating
         activities                                                        -                                  -
                                                                       ------------------------------------------

Cash flows from investing activities:

      Improvements to land and buildings                                   -                                  -
                                                                       ------------------------------------------

Net cash used in investing activities:                                     -                                   -
                                                                       ------------------------------------------

Cash flows from financing activities:

      Increase in fees payable to related parties                          -                                   -
                                                                      ------------------------------------------

Net cash provided by financing
      activities                                                           -                                    -
                                                                       ------------------------------------------

Net increase in cash and cash equivalents                                  -                                    -

Cash, beginning of period                                                  -                                    -
                                                                       ------------------------------------------

Cash, end of period                                                    $   -                              $     -
                                                                       ==========================================

The accompanying notes are an integral part of these consolidated financial statements.

            SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED) (NOTE 1)

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                Investor
FOR THE SIX MONTHS ENDED                                                        Limited
JUNE 30, 1996 AND 1995                                         Units            Partners         General           Total
- ------------------------------------------------------------------------------------------------------------------------------------


Balance,
 June 30, 1996                                                759.5             $    -             $    -         $    -
                                                              ======================================================================

Balance,
 June 30, 1995                                                767               $    -             $    -         $    -
                                                              ======================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                    SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP

ITEM 1. -         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996

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

ITEM 2. -         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION

The Partnership currently has no cash or cash equivalents. The Partnership's sole source of revenue is distributions from Sixty-Six Inc. ("66 Inc."), a Delaware corporation, in which the Partnership has a 100% equity interest. 66 Inc. has not made a distribution to the Partnership during the past two fiscal years or during the first half of fiscal 1996; nor are any distributions expected to be made in the near future, or possibly ever. Accordingly, limited partners will not receive a return on their investment in the Partnership.

66 Inc. in turn holds a 13.35% Class B Limited Partnership interest in 2301 SE 17th St., Ltd. ("2301 Ltd."), a Florida limited partnership, which in turn owns the Pier 66 Hotel Resort and Marina located in Fort Lauderdale, Florida (the "Property"). Pursuant to an order confirming the Joint Plan of Reorganization, as Modified (the "Modified Plan"), issued on June 16, 1993, with respect to the bankruptcy filing by the prior owners of the Property, the only circumstances under which the Partnership will receive a distribution from 2301 Ltd. would be upon a sale or refinancing of the Property. If the Property were sold or refinanced, the Partnership, through its ownership of 66 Inc., would have a subordinated interest in 13.35% of the net sale or refinancing proceeds available to 2301 Ltd. after (i) the discharge of all debts of the resort (including the mortgage indebtedness encumbering the Property), and (ii) a distribution to all other partners of 2301 Ltd. equal to the sum of (a) their invested capital, plus (b) a return on such investment equal to a 20%
compounded, pre-tax, annual return from the date of investment (less any previous distribution payments received). There are, to the knowledge of the Partnership, no current plans to sell or refinance the Property.

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

                    SIXTY-SIX ASSOCIATES LIMITED PARTNERSHIP

                      By: THREE WINTHROP PROPERTIES, INC.,

                              Its General Partner:

                      By: /s/ Michael Ashner
                              Michael Ashner
                              Chief Executive Officer,

                      By: /s/ Edward V. Williams
                              Edward V. Williams
                              Chief Financial Officer

DATED: August 14, 1996